Form 10-K
period 2005-03-01
BANC OF AMERICA COMM MORT INC PASS THROU CERTS SERIES 2004 2
filed 2005-03-29
CIK 1287026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2004

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
ACT OF 1934

For the transition period from ________to _______

Commission file number 333-89322-05

Banc of America Commercial Mortgage Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-2
(Exact name of registrant as specified in its charter)

New York
(State or other jurisdiction of incorporation or organization)

36-4557532
(I.R.S. Employer Identification Nos.)

c/o Banc of America Commercial Mortgage Inc.
214 North Tryon Street, NC1-027-21-02, Charlotte, North Carolina
(Address of principal executive offices)

28255
(Zip Code)
Registrant's telephone number, including area code: 704-386-2400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not Applicable

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes [ ] No [ X ]

State the aggregate market value of the voting and non voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Not applicable

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II,
etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended Decemb er 24, 1980).

Not applicable

Introductory Note

This Annual Report on Form 10-K is prepared in reliance on the no-action letter dated March 26, 1993 issued by the Securities and Exchange Commission to Nomura Asset Securities Corporation.

PART I
Item 1. Business.

Not applicable

Item 2. Properties.

Not applicable

Item 3. Legal Proceedings.

The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and
Servicing Agreement (the Trust), the Trustee, the Master Servicer, the Special Servicer, the Fiscal Agent or the
registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities.
Currently, there is no established trading market for the Certificates known to the Registrant.
There was an aggregate of 88 holders of record for the registered certificates (Classes A-1, A-2, A-3, A-4, A-5, XP, B,
C, D and E) of Banc of America Commercial Mortgage Inc. Commercial Mortgage Pass-Through Certificates Series,
2004-2. Holders of record by class were 14 holders for Class A-1; 30 holders for Class A-2; 12 holders for Class A-3;
7 holders for Class A-4; 7 holders for Class A-5; 9 holders for Class XP; 4 holders for Class B; 1 holder for Class C; 3 holders for the Class D and 1 holder for the Class E. The Calculation of holders of record was based upon the number of individual participants in the security position listing provided by DTC as of December 31, 2004.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and
Results of Operation.

Not applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Not applicable.

Item 9. Changes in and Disagreements With Accountants on Accounting and
Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Not applicable.

Item 9B. Other Information.

None.

PART III
Item 10. Directors and Executive Officers of the Registrant.

Not applicable.

Item 11. Executive Compensation.

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Not applicable.

Item 13. Certain Relationships and Related Transactions.

Not applicable.

Item 14. Principal Accounting Fees and Services.

Not applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(4.1) Pooling and Servicing Agreement (filed as an exhibit to Form 8-K on April 28, 2004).

(31.1) Rule 13a -14(a)/15d-14(a) Certification.

(99.1) Annual Independent Accountants ' Servicing Reports concerning servicing activities for the year ended
December 31, 2004.

a) Bank of America, N.A., as Master Servicer
b) Midland Loan Services, Inc., as Special Servicer

(99.2) Annual Statements of Compliance under the Pooling and Servicing Agreement for the year ended December 31,
2004.

a) Bank of America, N.A., as Master Servicer
b) Midland Loan Services, Inc., as Special Servicer

(99.3) Aggregate Statement of Principal and Interest Distributions to Certificateholders as of December 31, 2004.

(b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the
Exhibit Index that immediately follows the signature page hereof.

(c) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the unders igned, thereunto duly authorized.

Banc of America Commercial Mortgage Inc. (as depositor under the Pooling and Servicing Agreement, dated as of
April 1, 2004, relating to the Banc of America Commercial Mortgage Inc. Commercial Mortgage Pass-Through
Certificates, Series 2004-2)

By: /s/ Stephen L. Hogue
Stephen L. Hogue
Vice President
Date: March 29, 2005

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

(a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.

(a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.

Exhibit Index

Exhibit No.

(4.1) Pooling and Servicing Agreement (filed as an exhibit to Form
8-K on April 28, 2004).

(31.1) Rule 13a-14(a)/15d-14(a) Certification.

(99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2004.

<s> <c>
a) Bank of America, N.A., as Master Servicer <F1>
b) Midland Loan Services, Inc., as Special Servicer <F1>

(99.2) Annual Statements of Compliance under the Pooling and Servicing
Agreement for the year ended December 31, 2004.

<s> <c>
a) Bank of America, N.A., as Master Servicer <F1>
b) Midland Loan Services, Inc., as Special Servicer <F1>

(99.3) Schedule of Year-To-Date Principal and Interest Distributions to
Certificateholders.